Form 10-K
period 2006-12-31
COMM 2006-C8 Mortgage Trust
filed 2007-03-29
CIK 1382141

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006
or

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from ________to _______

COMM 2006-C8 Mortgage Trust
(Exact name of issuing entity as specified in its charter)

Commission file number of issuing entity: 333-130390-03

Deutsche Mortgage & Asset Receiving Corporation
(Exact name of depositor as specified in its charter)

Commission file number of depositor: 333-130390

German American Capital Corporation
(Exact name of sponsor as specified in its charter)
Barclays Capital Real Estate Inc.
(Exact name of sponsor as specified in its charter)
Bank of America, National Association
(Exact name of sponsor as specified in its charter)
General Electric Capital Corporation
(Exact name of sponsor as specified in its charter)

35-2286885
New York	37-1536701
(State or other jurisdiction of	32-6055055
incorporation or organization)	(I.R.S. Employer
Identification No.)

c/o LaSalle Bank National Association, 135 South LaSalle Street, Chicago, Illinois 60603, (312) 904-7323
(Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

 None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

☐ Yes	☒ No

Indicate by check mark if the registrant is not required to file pursuant to Section 13 or Section 15(d) of the Act.*

☐ Yes	☒ No
*The issuing entity has been required to file reports with respect to the period following the issuance of its securities and ending December 31, 2006.  The issuing entity has filed a Form 15.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.*

☒ Yes	☐ No
*The issuing entity has been required to file reports with respect to the period following the issuance of its securities and ending December 31, 2006.  The issuing entity has filed a Form 15.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

❒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   ☐ Yes     ☒No

State the aggregate market value of the voting and non voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Not Applicable

DOCUMENTS INCORPORATED BY REFERENCE

Pooling and Servicing Agreement (Filed as Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed on January 5, 2007) incorporated by reference in Part IV.

Mortgage Loan Purchase Agreement (Filed as Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed on January 5, 2007) incorporated by reference in Part IV.

Mortgage Loan Purchase Agreement (Filed as Exhibit 99.2 to the Registrant’s Current Report on Form 8-K filed on January 5, 2007) incorporated by reference in Part IV.

Mortgage Loan Purchase Agreement (Filed as Exhibit 99.3 to the Registrant’s Current Report on Form 8-K filed on January 5, 2007) incorporated by reference in Part IV.

Mortgage Loan Purchase Agreement (Filed as Exhibit 99.4 to the Registrant’s Current Report on Form 8-K filed on January 5, 2007) incorporated by reference in Part IV.

Primary Servicing Agreement (Filed as Exhibit 99.5 to the Registrant’s Current Report on Form 8-K filed on January 5, 2007) incorporated by reference in Part IV.

PART I

Item 1. Business.
Omitted.

Item 1A. Risk Factors.
Omitted.

Item 1B. Unresolved Staff Comments.
None.

Item 2. Properties.
Omitted.

Item 3. Legal Proceedings.
Omitted.

Item 4. Submission of Matters to a Vote of Security Holders.
Omitted.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Omitted.

Item 6. Selected Financial Data.
Omitted.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation.
Omitted.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
Omitted.

Item 8. Financial Statements and Supplementary Data.
Omitted.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
Omitted.

Item 9A. Controls and Procedures.
Omitted.

Item 9B. Other Information.
None.

PART III

Item 10. Directors and Executive Officers of the Registrant.
Omitted.

Item 11. Executive Compensation.
Omitted.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Omitted.

Item 13. Certain Relationships and Related Transactions.
Omitted.

Item 14. Principal Accounting Fees and Services.
Omitted.

ADDITIONAL DISCLOSURE ITEMS UNDER REGULATION AB

Item 1112(b) of Regulation AB, Significant Obligor Financial Information.
Not applicable

Item 1114(b)(2) and 1115(b) of Regulation AB, Significant Enhancement Provider and Significant Derivatives Provider Financial Information.
Not applicable

Item 1117 of Regulation AB, Legal Proceedings.
Not applicable

Item 1119 of Regulation AB, Affiliations and Certain Relationships and Related Transactions.
No additional affiliations, certain relationships or related transactions have been identified, other than those previously disclosed in the prospectus filed on December 18, 2006.

Item 1122 of Regulation AB, Compliance with Applicable Servicing Criteria.
The reports on assessment of compliance with servicing criteria for asset-backed securities and related attestation reports are attached hereto under Item 15.

Item 1123 of Regulation AB, Servicer Compliance Statement.
The servicer compliance statements are attached hereto under Item 15.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a) The following is a list of documents filed as part of this Annual Report on Form 10-K:

Exhibit Number		Description
4.1		Pooling and Servicing Agreement (Filed as Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed on January 5, 2007) (Incorporated by Reference)
31		Rule 13a-14(d)/15d-14(d) Certifications
33		Reports on assessment of compliance with servicing criteria for asset-backed securities
	a)	Midland Loan Services, Inc., Master Servicer
	b)	LNR Partners, Inc., Special Servicer
	c)	Bank of America, National Association, Primary Servicer
	d)	LaSalle Bank National Association, Trustee
34		Attestation Reports on assessment of compliance with servicing criteria for asset-backed securities
	a)	Midland Loan Services, Inc., Master Servicer
	b)	LNR Partners, Inc., Special Servicer
	c)	Bank of America, National Association, Primary Servicer
	d)	LaSalle Bank National Association, Trustee
35		Servicer Compliance Statements
	a)	Midland Loan Services, Inc., Master Servicer
	b)	LNR Partners, Inc., Special Servicer
	c)	LaSalle Bank National Association, Trustee
	d)	Bank of America, National Association, Primary Servicer
	e)	Bank of America, National Association, primary servicer with respect to EZ Storage Portfolio Loan*
99.1		Mortgage Loan Purchase Agreement (Filed as Exhibit 99.1 of the Registrant’s Current Report on Form 8-K filed on January 5, 2007) (Incorporated by reference)
99.2		Mortgage Loan Purchase Agreement (Filed as Exhibit 99.2 of the Registrant’s Current Report on Form 8-K filed on January 5, 2007) (Incorporated by reference)
99.3		Mortgage Loan Purchase Agreement (Filed as Exhibit 99.3 of the Registrant’s Current Report on Form 8-K filed on January 5, 2007) (Incorporated by reference)
99.4		Mortgage Loan Purchase Agreement (Filed as Exhibit 99.4 of the Registrant’s Current Report on Form 8-K filed on January 5, 2007) (Incorporated by reference)
99.5		Primary Servicing Agreement (Filed as Exhibit 99.5 of the Registrant’s Current Report on Form 8-K filed on January 5, 2007) (Incorporated by reference)

(b) The exhibits required to be filed by Registrant pursuant to Item 601 of Regulation S-K are listed above and in the Exhibit Index that immediately follows the signature page hereof.

(c) Not Applicable.
______________
* Bank of America, National Association is a sponsor.  Loan represents less than 5.0% of the pool.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Deutsche Mortgage & Asset Receiving Corporation

March 27, 2007	/s/ Helaine M. Kaplan
By: Helaine M. Kaplan
Title: President, Senior officer in charge of Securitization

/s/ Boris Zhuravel
By: Boris Zhuravel
Title: Vice President

EXHIBIT INDEX

Exhibit Number		Description
4.1		Pooling and Servicing Agreement (Filed as Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed on January 5, 2007) (Incorporated by Reference)
31		Rule 13a-14(d)/15d-14(d) Certifications
33		Reports on assessment of compliance with servicing criteria for asset-backed securities
	a)	Midland Loan Services, Inc., Master Servicer
	b)	LNR Partners, Inc., Special Servicer
	c)	Bank of America, National Association, Primary Servicer
	d)	LaSalle Bank National Association, Trustee
34		Attestation Reports on assessment of compliance with servicing criteria for asset-backed securities
	a)	Midland Loan Services, Inc., Master Servicer
	b)	LNR Partners, Inc., Special Servicer
	c)	Bank of America, National Association, Primary Servicer
	d)	LaSalle Bank National Association, Trustee
35		Servicer Compliance Statements
	a)	Midland Loan Services, Inc., Master Servicer
	b)	LNR Partners, Inc., Special Servicer
	c)	LaSalle Bank National Association, Trustee
	d)	Bank of America, National Association, Primary Servicer
	e)	Bank of America, National Association, primary servicer with respect to EZ Storage Portfolio Loan*
99.1		Mortgage Loan Purchase Agreement (Filed as Exhibit 99.1 of the Registrant’s Current Report on Form 8-K filed on January 5, 2007) (Incorporated by reference)
99.2		Mortgage Loan Purchase Agreement (Filed as Exhibit 99.2 of the Registrant’s Current Report on Form 8-K filed on January 5, 2007) (Incorporated by reference)
99.3		Mortgage Loan Purchase Agreement (Filed as Exhibit 99.3 of the Registrant’s Current Report on Form 8-K filed on January 5, 2007) (Incorporated by reference)
99.4		Mortgage Loan Purchase Agreement (Filed as Exhibit 99.4 of the Registrant’s Current Report on Form 8-K filed on January 5, 2007) (Incorporated by reference)
99.5		Primary Servicing Agreement (Filed as Exhibit 99.5 of the Registrant’s Current Report on Form 8-K filed on January 5, 2007) (Incorporated by reference)
___________________________
* Bank of America, National Association is a sponsor.  Loan represents less than 5.0% of the pool.